Form 10-Q
period 2026-09-30
Churchill Capital Corp XIII
filed 2026-11-13
CIK 2114229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-43428

Churchill Capital Corp XIII

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1918594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

640 Fifth Avenue, 14th Floor New York, New York	10019
(Address of principal executive offices)	(Zip Code)

(212) 380-7500

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-tenth of one redeemable Warrant	XIIIU	The Nasdaq Stock Market LLC

Class A Ordinary Shares, par value $0.0001 per share	XIII	The Nasdaq Stock Market LLC

Warrants, each whole Warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	XIIIW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of November 13, 2026, there were 41,750,000 Class A Ordinary Shares, par value $0.0001 per share, and 13,800,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

CHURCHILL CAPITAL CORP XIII

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Unaudited Condensed Balance Sheet as of September 30, 2026	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2026 and the Period from January 13, 2026 (Inception) through September 30, 2026	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended September 30, 2026 and the Period from January 13, 2026 (Inception) through September 30, 2026	3

	Unaudited Condensed Statement of Cash Flows for the Period from January 13, 2026 (Inception) through September 30, 2026	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	23

Item 4.	Controls and Procedures.	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	25

Item 1A.	Risk Factors.	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25

Item 3.	Defaults Upon Senior Securities.	26

Item 4.	Mine Safety Disclosures.	26

Item 5.	Other Information.	26

Item 6.	Exhibits.	27

SIGNATURES		28

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Support Agreement” are to the Administrative Support Agreement, dated July 30, 2026, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to August 3, 2028 (or November 3, 2028 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by November 3, 2028), or such earlier date as determined by the Board, that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Churchill Capital Corp XIII, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of $16,990,000 in the aggregate, of which (x) $14,490,000 has been placed in the Trust Account located in the United States and to be released to the Underwriter (as defined below) only upon the completion of an initial Business Combination; (y) $1,500,000 will be payable to the Underwriter from funds available outside the Trust Account upon our announcement of our execution of a definitive agreement related to our entry into an initial Business Combination; and (z) $1,000,000 will be payable to the Underwriter at the consummation of an initial Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statements (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statements; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on August 3, 2026;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $600,000 issued to our Sponsor on January 13, 2026;

●	“IPO Registration Statements” are to the (i) Registration Statement on Form S-1 initially filed with the SEC (as defined below) on July 15, 2026, as amended, and declared effective on July 30, 2026 (File No. 333-297472), and (ii) Registration Statement on Form S-1MEF filed with the SEC on July 30, 2026, which became effective upon filing (File No. 333-297850), together;

●	“Letter Agreement” are to the Letter Agreement, dated July 30, 2026, which we entered into with our Sponsor, directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the additional 5,400,000 units that the Underwriter could purchase pursuant to the Over-Allotment Option (as defined below), which was fully exercised;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriter had to purchase up to an additional 5,400,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Permitted Withdrawals” are to the amounts withdrawn to fund our working capital requirements, subject to an annual limit of $1,000,000, and amounts withdrawn to pay our taxes; such withdrawals can only be made from interest and not from the principal held in the Trust Account;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreement (as defined below);

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units” are to the units purchased by our Sponsor in the Private Placement;

●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units Purchase Agreement” are to the Private Placement Units Purchase Agreement, dated July 30, 2026, which we entered into with our Sponsor;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one-tenth of one Public Warrant (as defined below);

●	“Public Warrants” are to the redeemable warrants included as part of the Public Units (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated July 30, 2026, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Churchill Sponsor XIII LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $414,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated July 30, 2026, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriter” are to Citigroup Global Markets Inc., the underwriter of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated July 30, 2026, which we entered into with the Underwriter;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CHURCHILL CAPITAL CORP XIII

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2026

ASSETS
Current Assets
Cash	$657,669
Prepaid expenses	388,084
Total Current Assets	1,045,753
Prepaid insurance – long-term	245,600
Marketable securities and cash held in Trust Account	416,460,043
TOTAL ASSETS	$417,751,396

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accrued expenses	$3,195
Accrued offering costs	75,000
Total Current Liabilities	78,195
Deferred Fee	16,990,000
Total Liabilities	17,068,195

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, 41,400,000 shares at a redemption value of $10.04 per share	415,460,043

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 350,000 issued and outstanding, excluding 41,400,000 shares subject to possible redemption	35
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 13,800,000 shares issued and outstanding	1,380
Additional paid-in capital	—
Accumulated deficit	(14,778,257)
Total Shareholders’ Deficit	(14,776,842)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$417,751,396

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHURCHILL CAPITAL CORP XIII

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,	For the Period from January 13, 2026 (Inception) Through September 30,
	2026	2026
General and administrative expenses	$221,218	$242,933
Loss from operations	(221,218)	(242,933)

Other income:
Interest earned on marketable securities and cash held in Trust Account	2,460,043	2,460,043
Total other income	2,460,043	2,460,043

Net income	$2,238,825	$2,217,110

Basic weighted average Class A Ordinary Shares outstanding	26,320,652	9,313,462
Basic net income per Class A Ordinary Share	$0.06	$0.10
Diluted weighted average Class A Ordinary Shares outstanding	26,320,652	9,313,462
Diluted net income per Class A Ordinary Share	$0.06	$0.10
Basic weighted average Class B Ordinary Shares outstanding	13,134,783	12,401,538
Basic net income per Class B Ordinary Share	$0.06	$0.10
Diluted weighted average Class B Ordinary Shares outstanding	13,800,000	12,636,923
Diluted net income per Class B Ordinary Share	$0.06	$0.10

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHURCHILL CAPITAL CORP XIII

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND

FOR THE PERIOD FROM JANUARY 13, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 13, 2026 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B Ordinary Shares to Sponsor	—	—	13,800,000	1,380	23,620	—	25,000

Net loss	—	—	—	—	—	(8,035)	(8,035)

Balance – March 31, 2026	—	—	13,800,000	1,380	23,620	(8,035)	16,965

Net loss	—	—	—	—	—	(13,680)	(13,680)

Balance – June 30, 2026	—	—	13,800,000	1,380	23,620	(21,715)	3,285

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(5,753,024)	(16,995,367)	(22,748,391)

Sale of 350,000 Private Placement Units	350,000	35	—	—	3,499,965	—	3,500,000

Fair value of Public Warrants at issuance	—	—	—	—	2,341,998	—	2,341,998

Allocated value of transaction costs to Public Warrants and Private Placement Units	—	—	—	—	(112,559)	—	(112,559)

Net income	—	—	—	—	—	2,238,825	2,238,825

Balance – September 30, 2026	350,000	$35	13,800,000	$1,380	$—	$(14,778,257)	$(14,776,842)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHURCHILL CAPITAL CORP XIII

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 13, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

Cash Flows from Operating Activities:
Net income	$2,217,110
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities and cash held in Trust Account	(2,460,043)
Prepaid expenses applied to general and administrative costs	1,470
Payment of general and administrative costs through IPO Promissory Note	60,140
Changes in operating assets and liabilities:
Prepaid expenses	(290,537)
Prepaid insurance – long-term	(245,600)
Accrued expenses	3,195
Net cash used in operating activities	(714,265)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(414,000,000)
Net cash used in investing activities	(414,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	407,790,000
Proceeds from sale of Private Placement Units	3,500,000
Underwriter’s reimbursement	4,710,000
Repayment of IPO Promissory Note	(368,140)
Payment of offering costs	(259,926)
Net cash provided by financing activities	415,371,934

Net Change in Cash	657,669
Cash – Beginning of period	—
Cash – End of period	$657,669

Supplemental disclosure of non-cash investing and financing activities:
Prepaid services paid through IPO Promissory Note	$76,050
Prepaid expenses paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$22,967
Deferred offering costs included in accrued offering costs	$88,329
Deferred offering costs paid through IPO Promissory Note	$231,950
Deferred offering costs paid in exchange for issuance of Class B Ordinary Shares	$2,033
Deferred Fee payable	$16,990,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHURCHILL CAPITAL CORP XIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

Churchill Capital Corp XIII (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 13, 2026. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company may pursue an initial Business Combination target in any industry. As of September 30, 2026, the Company had not entered into a definitive agreement with any specific Business Combination target.

As of September 30, 2026, the Company had not yet commenced any operations. All activity for the period from January 13, 2026 (inception) through September 30, 2026, relates to the Company’s formation and Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the Private Placement (as defined below), which are held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Churchill Sponsor XIII LLC (the “Sponsor”).

Initial Public Offering and Private Placement

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 15, 2026 (File No. 333-297472), was declared effective on July 30, 2026 (as amended, and together with the registration statement on Form S-1MEF filed with the SEC on July 30, 2026, which became effective upon filing (File No. 333-297850), the “IPO Registration Statements”). On August 3, 2026, the Company consummated the initial public offering of 41,400,000 units (the “Public Units”) at $10.00 per Public Unit, which included the Underwriter’s (as defined in Note 6) full exercise of the Over-Allotment Option (as defined in Note 6) in the amount of 5,400,000 units (the “Option Units”), at $10.00 per Option Unit, generating gross proceeds of $414,000,000 (the “Initial Public Offering”), which is described in Note 3. Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (collectively, the “Class A Ordinary Shares” and, with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one-tenth of one redeemable warrant (each, a “Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 350,000 units (collectively, the “Private Placement Units” and, together with the Public Units, the “Units”), at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor, generating gross proceeds of $3,500,000 (the “Private Placement”), which is described in Note 4. Each Private Placement Unit consists of one Class A Ordinary Share (collectively, the “Private Placement Shares”) and one-tenth of one redeemable warrant (collectively, the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.

Transaction costs amounted to $19,058,909, consisting of $1,500,000 of cash underwriting fee (net of $4,710,000 of the Underwriter’s reimbursement), the Deferred Fee (as defined in Note 6) of $16,990,000, and $615,852 of other offering costs.

CHURCHILL CAPITAL CORP XIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

The Trust Account

 Following the closing of the Initial Public Offering on August 3, 2026, an amount of $414,000,000 ($10.00 per Public Unit) from the net proceeds of the Initial Public Offering, and a portion of the proceeds of the Private Placement, are held in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company (“Continental”), acting as trustee. The funds are initially and will continue to be invested only in U.S. government treasury obligations (“Treasury”) with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and that invest only in direct U.S. government obligations and, may at any time be held as cash or cash items, including in demand deposit accounts at a bank. Funds will remain in the Trust Account until the earlier of (i) the consummation of the initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) provide that, other than the Permitted Withdrawals (as defined below), if any, none of the funds held in the Trust Account will be released until the earlier of (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares that have been properly submitted in connection with a shareholder vote to approve an amendment to the Amended and Restated Articles in a manner that would affect (1) the substance or timing of its obligation to redeem 100% of the Public Shares if it does not complete an initial Business Combination by August 3, 2028 (or November 3, 2028 if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by August 3, 2028) (the “Combination Period”) or (2) any other provision relating to the rights of holders of the Public Shares (the “Public Shareholders”) or pre-initial Business Combination activity; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an initial Business Combination within the Combination Period. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Public Shareholders.

Initial Business Combination

The Company’s management (“Management”) has broad discretion with respect to the specific application of the proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating an initial Business Combination (less the portion of the Deferred Fee that is held in the Trust Account). The initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the value of the assets held in the Trust Account (excluding up to $16,990,000 of the Deferred Fee and taxes payable, if any, on the interest income earned on the Trust Account, if any) at the time of the signing of an agreement to enter into at an initial Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.  There is no assurance that the Company will be able to successfully effect an initial Business Combination.

The Company, after signing a definitive agreement for an initial Business Combination, will either (i) seek shareholder approval of the initial Business Combination at a meeting called for such purpose in connection with which Public Shareholders may seek to redeem their Public Shares, regardless of whether they vote for or against the initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (net of amounts withdrawn from the Trust Account to (i) fund the Company’s working capital requirements, subject to an annual limit of $1,000,000, and (ii) pay the Company’s taxes, notwithstanding the $1,000,000 annual limitation applicable to working capital withdrawals; such withdrawals can only be made from interest and not from the principal held in the Trust Account (“Permitted Withdrawals”)), or (ii) provide Public Shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest less any Permitted Withdrawals. The decision as to whether the Company will seek shareholder approval of the initial Business Combination or will allow Public Shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under the rules of The Nasdaq Stock Market LLC.

CHURCHILL CAPITAL CORP XIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Pursuant to the Amended and Restated Articles, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned (which interest shall be net of Permitted Withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors (the “Board”), dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor, officers and directors will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below in Note 5) held by them if the Company fails to complete the initial Business Combination within the Combination Period. However, if the Sponsor and Management acquires Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the initial Business Combination within the Combination Period. The Public Shares subject to possible redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

In the event of a liquidation, dissolution or winding up of the Company after an initial Business Combination, the Company’s shareholders are entitled to share ratably in all assets remaining available for distribution after payment of liabilities and after provision is made for each class of shares, if any, having preference over the Ordinary Shares (as defined in Note 5). The Company’s shareholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the Ordinary Shares, except that the Company will provide its Public Shareholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of the initial Business Combination, subject to the limitations described herein.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the IPO Registration Statements, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on August 7, 2026. The interim results for the three months ended September 30, 2026, and for the period from January 13, 2026 (inception) through September 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

CHURCHILL CAPITAL CORP XIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Liquidity and Capital Resources

The Company’s liquidity needs through August 3, 2026 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares and (ii) a loan pursuant to the IPO Promissory Note (as defined in Note 5). Following the Initial Public Offering and the Private Placement, the Company’s liquidity needs through September 30, 2026 have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. As of September 30, 2026, the Company had $657,669 in cash and working capital of $967,558.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company intends to repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post Business Combination entity at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. As of September 30, 2026, the Company had no borrowings under the Working Capital Loans.

To fund working capital, the Company has Permitted Withdrawals available up to an annual limit of $1,000,000 for working capital. These Permitted Withdrawals are limited to only the interest that has been earned in excess of the initial deposit into the Trust Account at the Initial Public Offering. For the three months ended September 30, 2026 and for the period from January 13, 2026 (inception) through September 30, 2026, the Company did not withdraw any amounts from the Trust Account for working capital purposes. As of September 30, 2026, the Company had $1,000,000 available for Permitted Withdrawals for working capital for the period from August 3, 2026 until August 3, 2027, which is the one-year anniversary of the Initial Public Offering.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,”, the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the duration of the Combination Period to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the accompanying unaudited condensed financial statements.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

CHURCHILL CAPITAL CORP XIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments held outside of the Trust Account with an original maturity of three months or less when purchased to be cash equivalents. The Company had $657,669 in cash and no cash equivalents as of September 30, 2026.

Marketable Securities and Cash Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC Topic 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheet and adjusted for the amortization or accretion of premiums or discounts. As of September 30, 2026, $416,459,431 was invested in U.S. Treasury Securities at amortized cost (fair value of $416,220,340) and $612 was held in cash, for a total of $416,460,043 as reflected on the accompanying condensed balance sheet (see Note 8).

To fund working capital, the Company has Permitted Withdrawals available up to an annual limit of $1,000,000 for working capital. These Permitted Withdrawals are limited to only the interest that has been earned in excess of the initial deposit into the Trust Account at the Initial Public Offering. For the three months ended September 30, 2026 and for the period from January 13, 2026 (inception) through September 30, 2026, the Company did not withdraw any amounts from the Trust Account for working capital purposes. As of September 30, 2026, the Company had $1,000,000 available for Permitted Withdrawals for working capital for the period from August 3, 2026 until August 3, 2027, which is the one-year anniversary of the Initial Public Offering.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cashflows.

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs,” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Public Units between Public Shares and Public Warrants, allocating the Initial Public Offering proceeds to the assigned value of the Public Warrants and to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ deficit as Public Warrants and Private Placement Warrants after Management’s evaluation were accounted for under equity treatment.

CHURCHILL CAPITAL CORP XIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to its short-term nature, other than the held-to-maturity securities held in the Trust Account (see Note 8).

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	“Level 1,” defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	“Level 2,” defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	“Level 3,” defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the accompanying unaudited condensed financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

CHURCHILL CAPITAL CORP XIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata between the two classes of shares. Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from income per Ordinary Share as the redemption value approximates fair value.

The calculation of diluted income per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering and (ii) Private Placement, since the average price of the Ordinary Shares for the three months ended September 30, 2026, was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the periods presented.

The following tables reflect the calculation of basic and diluted net income per Ordinary Share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2026		For the Period from January 13, 2026 (Inception) Through September 30, 2026
	Class A Ordinary Share	Class B Ordinary Share	Class A Ordinary Share	Class B Ordinary Share
Basic net income per Ordinary Share
Numerator:
Allocation of net income	$1,493,516	$745,309	$950,908	$1,266,202
Denominator:
Basic weighted average shares outstanding	26,320,652	13,134,783	9,313,462	12,401,538
Basic net income per Ordinary Share	$0.06	$0.06	$0.10	$0.10

	For the Three Months Ended September 30, 2026		For the Period from January 13, 2026 (Inception) Through September 30, 2026
	Class A Ordinary Share	Class B Ordinary Share	Class A Ordinary Share	Class B Ordinary Share
Diluted net income per Ordinary Share
Numerator:
Allocation of net income	$1,468,753	$770,072	$940,711	$1,276,399
Denominator:
Diluted weighted average shares outstanding	26,320,652	13,800,000	9,313,462	12,636,923
Diluted net income per Ordinary Share	$0.06	$0.06	$0.10	$0.10

Warrant Instruments

The Company accounted for the Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments as equity instruments at their assigned value.

CHURCHILL CAPITAL CORP XIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99 “Distinguishing Liabilities from Equity “, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. The calculation of Class A Ordinary Shares subject to possible redemption excludes amounts available to the Company from the Trust Account for working capital purposes. Accordingly, as of September 30, 2026, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of September 30, 2026, the Class A Ordinary Shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$414,000,000
Less:
Proceeds allocated to Public Warrants	(2,341,998)
Class A Ordinary Shares issuance costs	(18,946,350)
Plus:
Remeasurement of carrying value to redemption value	22,748,391
Class A Ordinary Shares subject to possible redemption, September 30, 2026	$415,460,043

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s accompanying unaudited condensed financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

In the Initial Public Offering on August 3, 2026, the Company sold 41,400,000 Public Units at a price of $10.00 per Public Unit for a total of $414,000,000, which includes the full exercise of the Over-Allotment Option of 5,400,000 Option Units. Each Public Unit consists of one Public Share and one-tenth of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustments (see Note 7).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 350,000 Private Placement Units for an aggregate purchase price of $3,500,000. Each Private Placement Unit consists of one Private Placement Share and one-tenth of one Private Placement Warrant. Each whole Private Placement Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustments. Each Private Placement Warrant will become exercisable 30 days after the completion of the initial Business Combination and will not expire except upon liquidation. If the initial Business Combination is not completed within the Combination Period, the proceeds from the Private Placement held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

CHURCHILL CAPITAL CORP XIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On January 13, 2026, the Company issued an aggregate of 14,375,000 of the Company’s Class B ordinary shares, $0.0001 par value per share (collectively, the “Class B Ordinary Shares” and together with the Class A Ordinary Shares, the “Ordinary Shares”), in exchange for a $25,000 payment (approximately $0.002 per share) from the Sponsor to cover certain expenses on behalf of the Company (such shares, collectively, the “Founder Shares,” which shall be deemed to include the Class A Ordinary Shares issuable upon conversion thereof, unless the context otherwise requires). On June 18, 2026, the Sponsor surrendered 2,875,000 Class B Ordinary Shares for no consideration, resulting in the Sponsor holding 11,500,000 Class B Ordinary Shares. On July 30, 2026, the Company issued, through a share recapitalization, an additional 2,300,000 Class B Ordinary Shares to the Sponsor, resulting in the Sponsor holding a total of 13,800,000 Class B Ordinary Shares. All share and per share amounts have been retroactively presented.

The Founder Shares are identical to the Public Shares except that the Founder Shares automatically convert into Class A Ordinary Shares at the time of the Initial Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the initial Business Combination, as may be determined by the Board) or earlier at the option of the holder and are subject to certain transfer restrictions, as described in more detail below. The Sponsor agreed to forfeit up to an aggregate of 1,800,000 Founder Shares to the extent that the Over-Allotment Option was not exercised in full by the Underwriter so that the Founder Shares will represent 25% of the Company’s issued and outstanding shares after the Initial Public Offering. On August 3, 2026, the Underwriter exercised its Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, the 1,800,000 Founder Shares are no longer subject to forfeiture. The Sponsor will not be entitled to redemption rights with respect to any Founder Shares and any Public Shares held by the Sponsor in connection with the completion of the initial Business Combination. If the initial Business Combination is not completed within the Combination Period, the Sponsor will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by it.

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) six months after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, the date on which the Company consummates a transaction that results in all the Company’s shareholders having the right to exchange their shares for cash, securities, or other property subject to certain limited exceptions, as set forth in the IPO Registration Statements.

Promissory Note — Related Party

On January 13, 2026, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “IPO Promissory Note”). This loan was non-interest bearing and payable on the earlier of September 30, 2027, or the date on which the Company consummates the Initial Public Offering. On August 3, 2026, the Company repaid the total outstanding balance of the IPO Promissory Note amounting to $368,140. Borrowings under the Note are no longer available. As of September 30, 2026, there were no amounts outstanding under the IPO Promissory Note.

Administrative Support Agreement

The Company has agreed, commencing on July 30, 2026 through the earlier of the Company’s consummation of its initial Business Combination or its liquidation, to reimburse an affiliate of the Sponsor in an amount equal to $30,000 per month for office space, utilities and secretarial and administrative support. For the three months ended September 30, 2026 and for the period from January 13, 2026 (inception) through September 30, 2026, the Company incurred and paid $60,000 under this agreement.

Working Capital Loans

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans, as may be required. If the Company completes its initial Business Combination, the Company intends to repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account will be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units and their underlying securities would be identical to the Private Placement Units. As of September 30, 2026, the Company had no borrowings under the Working Capital Loans.

CHURCHILL CAPITAL CORP XIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

Registration Rights Agreement

The holders of the (i) Founder Shares, (ii) Public Units and (iii) units that may be issued upon conversion of Working Capital Loans (and their underlying securities), if any, and any Class A Ordinary Shares issuable upon conversion of the Founder Shares and any Class A Ordinary Shares held by the Sponsor at the completion of the Initial Public Offering or acquired prior to or in connection with the initial Business Combination, are entitled to registration rights pursuant to the registration rights agreement, dated July 30, 2026. These holders are entitled to make up to three demands and have “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted Citigroup Global Markets Inc., the underwriter of the Initial Public Offering (the “Underwriter”), a 45-day option from the date of the Initial Public Offering to purchase up to an additional 5,400,000 Option Units to cover over-allotments, if any (the “Over-Allotment Option”). On August 3, 2026, the Underwriter elected to fully exercise the Over-Allotment Option to purchase an additional 5,400,000 Option Units at a price of $10.00 per Option Unit.

The Underwriter was entitled to a cash underwriting discount of $0.15 per Public Unit, or $6,210,000 in the aggregate, which was paid to the Underwriter upon the closing of the Initial Public Offering. The Underwriter paid the Company an aggregate amount of $4,710,000 at the closing of the Initial Public Offering as reimbursement to the Company for certain of its expenses and fees incurred in connection with the Initial Public Offering.

Additionally, the Underwriter is entitled to deferred underwriting discounts and commissions of $16,990,000 in the aggregate, of which (x) $14,490,000 has been placed in the Trust Account located in the United States and to be released to the underwriter only upon the completion of an Initial Business Combination; (y) $1,500,000 will be payable to the Underwriter from funds available outside the Trust Account upon the Company’s announcement of its execution of a definitive agreement related to its entry into an initial Business Combination; and (z) $1,000,000 will be payable to the Underwriter at the consummation of an initial Business Combination (the “Deferred Fee”).

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of September 30, 2026, there were no preference shares issued or outstanding.

CHURCHILL CAPITAL CORP XIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 per share. As of September 30, 2026, there were 350,000 Class A Ordinary Shares issued and outstanding, excluding 41,400,000 shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 per share. On January 13, 2026, the Company issued an aggregate of 14,375,000 Class B Ordinary Shares to the Sponsor for $25,000, or approximately $0.002 per share. On June 18, 2026, the Sponsor surrendered 2,875,000 Class B Ordinary Shares for no consideration, resulting in the Sponsor holding 11,500,000 Class B Ordinary Shares. On July 30, 2026, the Company issued, through a share recapitalization, an additional 2,300,000 Class B Ordinary Shares to the Sponsor, resulting in the Sponsor holding a total of 13,800,000 Class B Ordinary Shares. All share and per share amounts have been retroactively presented. Up to 1,800,000 Founder Shares were subject to forfeiture to the extent the Over-Allotment Option was not exercised in full by the Underwriter. On August 3, 2026, the Underwriter exercised its Over-Allotment Option in full and, as such, the 1,800,000 Founder Shares are no longer subject to forfeiture. As of September 30, 2026, there were 13,800,000 Class B Ordinary Shares issued and outstanding.

Warrants

As of September 30, 2026, there were 4,140,000 Public Warrants and 35,000 Private Placement Warrants outstanding. Each whole Warrant entitles the holder thereof to purchase one whole Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a “cashless basis” under the circumstances specified in the Warrant Agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the Warrant Agreement, a Warrant holder may exercise its warrants only for a whole number of Class A Ordinary Shares. This means that only a whole Warrant may be exercised at any given time by a Warrant holder. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the initial Business Combination, the Company will use its commercially best efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement registering, under the Securities Act, the issuance of the Class A Ordinary Shares issuable upon exercise of the Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Warrants in accordance with the provisions of the applicable Warrant Agreement. Notwithstanding the above, if the Class A Ordinary Shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Public Warrants for cash when the price per Class A Ordinary Shares equals or exceeds $18.00.

Beginning 30 days after completion of the initial Business Combination, the Company may redeem the outstanding Public Warrants for cash:

●	In whole and not in part;

●	At a price of $0.01 per Public Warrant;

CHURCHILL CAPITAL CORP XIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

●	Upon not less than 30 days’ prior written notice of redemption (the “30-Day Redemption Period”); and

●	if, and only if, the last sale price of the Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Public Warrantholders. The Company will not redeem the Public Warrants as described above unless a registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A Ordinary Shares is available throughout such 30 trading day period and the 30-Day Redemption Period.

The Private Placement Warrants contained in the Private Placement Units will be non-redeemable. The Private Placement Warrants may also be exercised for cash or on a “cashless basis.” The Private Placement Warrants will not expire except upon liquidation.

NOTE 8 — FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects Management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).

The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

As of September 30, 2026, assets held in the Trust Account were comprised of $612 in cash and $416,220,340 invested in U.S. Treasury securities, which is considered to be a Level 1. The following table presents the amortized cost, gross unrealized loss and fair value of the U.S. Treasury securities held in the Trust Account:

	Amortized Cost	Gross Unrecognized Holding Loss	Fair Value
September 30, 2026
U.S. Treasury securities (Mature on 11/5/26 and 1/28/27)	$416,459,431	$(239,091)	$416,220,340

CHURCHILL CAPITAL CORP XIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

The fair value of the Public Warrants is $2,341,998 or $0.5657 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

August 3, 2026
Volatility	10.4%
Risk-free rate	4.30%
Share price	$9.94
Weighted term (years)	2.69
Market Pricing Adjustment	14.3%

NOTE 9 — SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODMs have been identified as the Chief Executive Officer and the Chief Financial Officer, who review the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one reportable segment.

The CODMs assess performance for the single segment and decide how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. The CODMs review the position of total assets available to the Company to assess if the Company has sufficient resources available to discharge its liabilities. The CODMs are provided with details of cash and liquid resources available with the Company.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODMs review several key metrics as set forth below:

September 30, 2026
Cash	$657,669
Marketable securities and cash held in Trust Account	$416,460,043

CHURCHILL CAPITAL CORP XIII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

	For the Three Months Ended September 30,	For the Period from January 13, 2026 (Inception) Through September 30,
	2026	2026
General and administrative expenses	$221,218	$242,933
Interest earned on marketable securities and cash held in Trust Account	$2,460,043	$2,460,043

The key measures of segment profit or loss reviewed by the CODMs are general and administrative expenses. General and administrative expenses are reviewed and monitored by the CODMs to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period. The CODMs also review general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the accompanying unaudited statements of operations, are the significant segment expenses provided to the CODMs on a regular basis.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

On October 23, 2026, the Board appointed Paul Lapping as a member of the Board. The Board also appointed Mr. Lapping to serve as a member of the Compensation Committee of the Board and as the Chairperson of the Audit Committee of the Board, replacing William Sherman, who had served as the interim chairperson of the Audit Committee. Mr. Sherman continues to serve as a member of the Audit Committee. Mr. Lapping will serve as a member of the first class of directors, which term expires at the Company’s first annual general meeting. The Company also entered into a director agreement with each of Mr. Sherman and Mr. Lapping, pursuant to which, in connection with each director’s continuing service as a director of the Company, the Company agreed to pay each director cash compensation of $75,000 per annum, beginning on October 1, 2026.

On November 5, 2026, the Company withdrew $1,000,000 for working capital from the available interest in the Trust Account as a Permitted Withdrawal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by such forward-looking statements as a result of certain factors detailed in our filings with the SEC, including herein. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements.”

Overview

We are a blank check company incorporated in the Cayman Islands on January 13, 2026 for the purpose of effecting a Business Combination. Our Sponsor is Churchill Sponsor XIII LLC.

Although we are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination, we are focusing our search on  targets that meet our investment criteria set forth in the IPO Registration Statements. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination will be successful.

Our IPO Registration Statements became effective on July 30, 2026. On August 3, 2026, we consummated our Initial Public Offering of 41,400,000 Public Units, including 5,400,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and one-tenth of one Public Warrant. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $414,000,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the sale of an aggregate of 350,000 Private Placement Units to the Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $3,500,000. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statements.

Following the closing of the Initial Public Offering and Private Placement, an amount of $414,000,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in interest or non-interest bearing demand deposit accounts at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until August 3, 2028 (or November 3, 2028 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by August 3, 2028), or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve, pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our shareholders, and our Public Shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq.

Recent Developments

On October 23, 2026, the Board appointed Paul Lapping as a member of the Board. The Board also appointed Mr. Lapping to serve as a member of the Compensation Committee of the Board and as the Chairperson of the Audit Committee of the Board, replacing William Sherman, who had served as the interim chairperson of the Audit Committee. Mr. Sherman continues to serve as a member of the Audit Committee. Mr. Lapping will serve as a member of the first class of directors, which term expires at our first annual general meeting. We also entered into a director agreement with each of Mr. Sherman and Mr. Lapping, pursuant to which, in connection with each director’s continuing service as our director, we agreed to pay each director cash compensation of $75,000 per annum, beginning on October 1, 2026.

On November 5, 2026, we withdrew $1,000,000 for working capital from the available interest in the Trust Account as a Permitted Withdrawal.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since January 13, 2026 (inception) through September 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $2,238,825, which consisted of interest earned on marketable securities and cash held in the Trust Account of $2,460,043, offset by general and administrative expenses of $221,218.

For the period from January 13, 2026 (inception) through September 30, 2026, we had net income of $2,217,110, which consisted of interest earned on marketable securities and cash held in the Trust Account of $2,460,043, offset by general and administrative expenses of $242,933.

Liquidity and Capital Resources

Our liquidity needs through August 3, 2026 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering and the Private Placement, our liquidity needs through September 30, 2026 have been satisfied through the net proceeds from the consummation of the Initial Public Offering and Private Placement held outside of the Trust Account.

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $414,000,000 was placed in the Trust Account. We incurred fees of $19,058,909 in the Initial Public Offering, consisting of $1,500,000 of cash underwriting fee, the Deferred Fee of $16,990,000, and $568,909 of other offering costs.

As of September 30, 2026, we had a working capital deficit of $967,558. As of September 30, 2026, $2,217,110 of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

As of September 30, 2026, we had marketable securities held in the Trust Account of $416,460,043 (including approximately $2,460,043 of interest income). We may withdraw interest from the Trust Account for Permitted Withdrawals. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of September 30, 2026, we had cash held outside of the Trust Account of $657,669. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $600,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of September 30, 2027 or the completion of our Initial Public Offering. The loan of $368,140 was fully repaid upon the consummation of our Initial Public Offering on August 3, 2026. No additional borrowing is available under the IPO Promissory Note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). As of September 30, 2026, we did not have any borrowings under any Working Capital Loans.

Additionally, to fund working capital, we have Permitted Withdrawals available up to an annual limit of $1,000,000 for working capital. These Permitted Withdrawals are limited to only the interest that has been earned in excess of the initial deposit into the Trust Account at the Initial Public Offering. For the three months ended September 30, 2026 and for the period from January 13, 2026 (inception) through September 30, 2026, we did not withdraw any amounts from the Trust Account for working capital purposes. As of September 30, 2026, we had $1,000,000 available for Permitted Withdrawals for working capital for the period from August 3, 2026 until August 3, 2027, which is the one-year anniversary of the Initial Public Offering.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” we do not currently believe we will need to raise additional funds to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Support Agreement

Commencing on July 30, 2026, and until the completion of our Business Combination or liquidation, we reimburse an affiliate of the Sponsor $30,000 per month for office space, utilities and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three months ended September 30, 2026 and the period from January 13, 2026 (Inception) through September 30, 2026, we incurred $60,000 in fees for these services, which amount is included in accrued expenses in the unaudited condensed balance sheet of the financial statements included in this Report under Item 1. “Financial Statements.”

Underwriting Agreement

We granted the Underwriter a 45-day option from the date of the Initial Public Offering to purchase up to an additional 5,400,000 Option Units to cover over-allotments, if any. On August 3, 2026, the Underwriter fully exercised its Over-Allotment Option at a price of $10.00 per Option Unit.

The Underwriter was paid a cash underwriting discount of $0.15 per Public Unit, or $6,210,000 in the aggregate, upon the closing of the Initial Public Offering. The Underwriter paid us an aggregate amount of $4,710,000 at the closing of the Initial Public Offering as reimbursement to us for certain of our expenses and fees incurred in connection with the Initial Public Offering.

Additionally, the Underwriter is entitled to the Deferred Fee of $16,990,000 in the aggregate, of which (x) $14,490,000 has been placed in the Trust Account located in the United States and to be released to the Underwriter only upon the completion of an initial Business Combination; (y) $1,500,000 will be payable to the Underwriter from funds available outside the Trust Account upon our announcement of our execution of a definitive agreement related to our entry into an initial Business Combination; and (z) $1,000,000 will be payable to the Underwriter at the consummation of an initial Business Combination.

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Units and (iii) any private placement-equivalent units issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Letter Agreement

Our Sponsor, directors and officers have entered into the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors, and officers have agreed that: (x) the Founder Shares shall be subject to transfer restrictions of the earlier of (i) six months after the completion of our initial Business Combination or (ii) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property; (y) the Private Placement Units (including their underlying securities) shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination; and (z) any Units, Warrants, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares, Founder Shares or Warrants shall be subject to transfer restrictions for 180 days following the effective date of the Underwriting Agreement.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity:

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary Shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. Our Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets included in this Report under Item 1. “Financial Statements.”

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our IPO Registration Statements. As of the date of this Report there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the sale of an aggregate of 350,000 Private Placement Units to the Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $3,500,000. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statements. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On August 3, 2026, we consummated our Initial Public Offering of 41,400,000 Public Units, including 5,400,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and one-tenth of one Public Warrant. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $414,000,000. Citigroup Global Markets Inc. acted as the book-running manager and the underwriter of the Initial Public Offering.

On August 3, 2026, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the sale of an aggregate of 350,000 Private Placement Units to the Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $3,500,000. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statements.

Following the closing of the Initial Public Offering and Private Placement on August 3, 2026, a total of $414,000,000 comprised of $412,500,000 of the proceeds from the Initial Public Offering (which amount includes up to $14,490,000 of the Deferred Fee) and $1,500,000 of the proceeds from the Private Placement, was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the Trust Account may be invested by Continental, as trustee, solely (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in interest or non-interest bearing demand deposit accounts at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described elsewhere in this Report. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statements. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director Nominations

There have been no material changes to the procedures by which our security holders may recommend nominees to our Board since we reported such procedures in the IPO Registration Statements.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
1	Underwriting Agreement, dated July 30, 2026, by and between the Company and the Underwriter. (1)
3	Amended and Restated Memorandum and Articles of Association of the Company. (1)
4.1	Public Warrant Agreement, dated July 30, 2026, by and between the Company and Continental, as warrant agent.(1)
4.2	Private Warrant Agreement, dated July 30, 2026, by and between the Company and Continental, as warrant agent. (1)
10.1	Investment Management Trust Agreement, dated July 30, 2026, by and between the Company and Continental, as trustee. (1)
10.2	Registration Rights Agreement, dated July 30, 2026, by and among the Company and certain security holders. (1)
10.3	Private Placement Units Purchase Agreement, dated July 30, 2026, by and between the Company and the Sponsor. (1)
10.4	Letter Agreement, dated July 30, 2026, by and among the Company, its officers, directors, and the Sponsor. (1)
10.5	Administrative Support Agreement, dated July 30, 2026, by and between the Company and an affiliate of the Sponsor. (1)
10.6	Form of Indemnification Agreement. (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on August 3, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2026	CHURCHILL CAPITAL CORP XIII

	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)